Form 10KSB
period 1999-03-31
GLOBAL GAMES CORP
filed 1999-12-15
CIK 843520

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                            GLOBAL GAMES CORPORATION
                 (Name of Small Business Issuer in its Charter)

               Nevada                             13-3500-677
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)

  400 South Fourth Street, Suite 720M
       Minneapolis, Minnesota                         55415
 (Address of principal executive offices)          (Zip Code)

                    Issuer's telephone number: (612)672-0834

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Title of each class to be so registered

  Common Stock

  Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes X     No

       -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or informationstatements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

  The issuer's revenues for the Fiscal Year ended March 31, 1999 were $0

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of November 23, 1999computed by reference to the close price as at November 23, 1999 of 79,378,291 of the registrant's Common Stock as quoted on the OTC Bulletin Board service on such date, was approximately $8,731,612 As at November 23, 1999, there were 79,378,291 shares of the issuer's common stock outstanding.

  PART 1

  ------

  Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
  Item 1. "BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATION" below.

  ITEM 1.   DESCRIPTION OF BUSINESS

  A.   BUSINESS DEVELOPMENT.

     Global Games Corporation (the "Company") was incorporated in the state of Nevada on April 10, 1987 as Amber Venture Corp. On August 30, 1989, it changed its name to Air Entertainment Corp. On March 18, 1992, the Company changed its name to East Consult Corp. On January 30, 1995, the Company merged with Consolidated Spectrum Acquisition Corp., a New York Corporation for the purpose of engaging in the middle market of the gaming entertainment industry. Consolidated Spectrum Acquisition Corp. (CSAC) was incorporated in November 1993 under the laws of the State of New York and began operations in June 1994 for the purpose of engaging in the middle market of the gaming entertainment industry. Consolidated was a company subject to the reporting requirements of
Section 12g of the Securities Act of 1934 and its securities were quoted on the NASD OTC Bulletin Board. Under the plan of merger, East Consult Corp. was the surviving corporation and the name of the corporation was changed to Global Games Corporation. The original purpose of the Company was to develop and license leading edge software technologies for the Internet gaming industry. In June, 1998, the Company issued 20,000,000 shares to Tofflerone Corporation in reliance upon the exemption contained in Regulation D, Rule 504, and 40,000,000 shares of restricted common stock to Tofflerone Corporation, in reliance upon the exemption from registration contained within Section 4(2) of the Securities Act of 1933, as amended, in consideration for the Company's agreement to acquire all of the issued and outstanding shares of Wolf Key, Ltd. ("Wolf"), a Canadian corporation. The Company has since brought suit against the sellers in the transaction, claiming breach of contract, among other things, and has attempted to effect rescission of the acquisition and a return of the shares. The Company's efforts to regain the shares has been unsuccessful so far, but is continuing.

  B.  BUSINESS OF ISSUER:

  IN GENERAL

     Global Games Corporation (the "Company" or "Global") designs and licenses software to a variety of companies. It has been engaged in development and licensing of software associated with Internet gaming. It currently has one licensee, Euromontecarlo.com, in the British West Indies, which licensee has limited operations due to a shortage of capital. The Company has not generated any revenue from this license, and there can be no assurance that it will generate future revenue from the license. The Company is developing certain casino software games (such as blackjack, roulette and craps), a sports book, and is completing development of an interactive Bingo game. The Company's innovative gaming software has been designed to: (I) offer customers a user-friendly interface, superior interactive experience and a wide selection of gaming options; (ii) provide licensees with financially attractive returns, easy site maintenance and limited administration; and (iii) protect customers and licensees through its proprietary fully integrated technology. The Company is currently seeking to restructure its balance sheet in a program oriented to converting a majority of the notes payable and accounts payable to common stock. It also is seeking additional capital to broaden its software base and increase the number of licensees. At the time of the merger with Consolidated Spectrum Acquisition Corp., the Company intended to be a gaming service provider. It has, since then, chosen to limit its activities to software development in order to stay within what the Company believes to be the likely boundaries of U.S. laws in future years. The initial generation of software developed between 1996 and 1998 has been scrapped, as it proved ineffective. The Company has a policy not to license its products to any U.S. company. New software has been designed in 1998 and 1999, and these efforts continue.

  THE INDUSTRY

  The development of telecommunications and the emergence of new technology have created opportunities to develop new, efficient and secure ways to deliver information and entertainment to customers. As one of the first companies to employ these new technologies on the Internet, Global intends to capitalize on its technological lead and expertise to become a world leader in online gaming systems. Global's key strategic objectives are to: (I) maintain its role as a leading provider of Internet gaming technologies; (ii) expand geographically to other attractive markets; and (iii) selectively pursue opportunities in other market segments using its Internet and marketing technologies.

  Global intends to implement its business strategy by: (I) maintaining and enhancing its technological lead; (ii) seeking key strategic alliances and;
  (iii) developing Global into a recognized brand name. The following summarizes Global's strategic focus and operating strategy:

  PRODUCTS AND SERVICES

     Global's products are currently under development. The completion of the development of these products requires additional development costs and there can be no assurance that the products will be fully developed. However, the Company anticipates it will be able to raise the capital required to satisfy these costs and to complete product development. The Company provides the licensee with an installed fully integrated gaming system. Global receives a percentage of the licensee's revenues in exchange for use of Global's gaming software. In addition, the licensee must obtain a gaming license from the jurisdiction where domiciled. The Company develops the new licensee's site to reflect its intended market segment. This development can reflect a particular motif (i.e. sports theme or French Riviera theme) or ethnic market (e.g., Japan, Indonesia, or Latin America). The Company develops and provides its software products, electronic funds transfer and online gaming management services to the independent licensees. To its licensees, Global intends to provide:

       *    Assistance in procuring of initial Internet gaming license

       * Concept development and design of virtual casino "theme" in multiple languages

       *    All odds-making rules and calculations

       * Complete graphical user interface with sophisticated visual and sound effects to create a total gaming experience

       * Retention and analysis of all gaming data, including win/loss, game preferences and monitoring of player activities

       *    Continuing customization of website

       *    Monitoring of all funds flow

       *    Customization and system integration

       *    Provision of credit card processing and other banking services

       * Discussion, liaison and co-operation with testing agencies, regulatory boards, governing bodies and governments

       *    Market consulting

     Global's software products are in three categories, each organized into three basic sections. The first category includes sports book, which lists daily spreads or odds on most major sports in the world. The second category is the casino games. Global is developing blackjack, craps, roulette and a slot machine game that are interactive, allow multiple players and a chat line capability. The third category is bingo, the most popular game in the world. Global's new game has been beta tested and is expected to be running by the end of the first quarter of 2000. The game is unique in that it will accommodate hundreds of simultaneous players. The Company chose to scrap its previous Bingo game because of technical limitations and in order to accommodate a broader, simultaneous usage allowing its clients to provide a "bigger" and more attractive game to their markets. Each of the games includes the game itself, a customer I.D. and accounting section as well as a "banking" capability, whereby credit card (with follow up authorizations) and other forms of account payments are accommodated efficiently. Competitive Advantages. The Company believes that its games have certain characteristics making them advantageous in comparison with other games being offered worldwide. The NT processing along with multiple player capability give licensees the capability to capture more gaming revenue in the same period of time. Current Market Emphasis. Throughout the period ending March 31, 1999, the Company's emphasis has been the completion of the new generation of games in order to broaden its market in the future. The Company is now engaged in conversation with several potential licensees and continues efforts to complete its casino game offerings and the bingo site.

DESCRIPTION  OF CASINO GAMES IN DEVELOPMENT BY GLOBAL

Blackjack: The traditional game of 21, where the player tries to beat the dealer's hand, without exceeding 21. Roulette: A wheel oriented game where the player chooses a potential number or other parameter that could result from the next spin. Craps: A dice game where the player bets with or against the "roller" on the potential outcome of the next roll. Slots: The players spins the wheels and hopes to achieve a winning combination of symbols. Bingo: The traditional "blot out the pattern and win a prize" game.

SPORTS BOOK

The Company is offering sports wagering on North American Sports, European Soccer, International Sports, such as rugby, horse racing, car racing, track & field, boxing, tennis, golf, and cricket. The Sports Book is designed to achieve profits based on what is called a vigorish. This is a percentage (usually between 6 - 8%) that is added to the money line of the wager. For example, if a player were to bet on a team that was a 6 point favorite, he would have to bet $100 to win $90 based on a 10% vigorish. Hence, the sports book makes a profit by making the net wager uneven.

LICENSEES AND END USERS

Global has focused its growth strategy on licensing its software and services in order to become a leading technology provider to the online gaming industry. LICENSEES The Company licenses its filly integrated systems to licensees engaged in World Gaming. At present, the Company has only one licensee, Euromontecarlo.com, in the British West Indies, which licensee has limited operations due to a lack of capital. The Company has not generated any revenue from this license, and there can be no assurance that it will generate future revenue from the license. A one time license fee provides an installed fully integrated operation. The licensee's site is generally operational within 90 - 120 days of signing a license agreement. Global receives a continuing percentage of 10% of net gaming revenue derived from the software. The licensee must obtain a gaming license from the jurisdiction where domiciled.

  * The initial term of the licensing agreement is one year, renewable indefinitely unless the licensee gives written notice of termination of the agreement at least 45 days prior to the end of any one year period. Global will also provide continuous support both from a software and hardware perspective, 24 hours, 7 days a week.

  * Should any licensee become delinquent in payment to Global, the Company has full legal and technological ability to remotely "shut down" the website(s).

     It is anticipated that the majority of Global's future revenue and earnings growth will come from its ongoing participation in the licensees' revenue stream. Global receives a percentage of a licensee's gross revenue (wagers less payout). For all customers, it converts available credit on credit cards to gaming funds through its offshore EFS division. The Company's primary cost against continuing license income is software development amortization and direct site operating costs. Global intends to capitalize on its early market entry to capture a significant share of the Internet Gaming market. The Company believes it is well positioned to achieve this goal since it possesses the competitive advantage of being one of the first companies to both operate and license proprietary turnkey gaming systems. Global has achieved its technological lead through the development of its proprietary software and networked architecture. Furthermore, Global has made a strong commitment to continue research and development activities to enhance its products and software and to develop new applications for potential markets. Global will continue to use such methods to protect its technology and mitigate competition from current and future entrants.

SALES AND MARKETING STRATEGY

Sales. Currently, the President, Gary Borglund, conducts the majority of the Company's sales activities. Given the nature of the business, different licensees typically contact different licensors to get previews of the software and enter discussions on pricing and contract terms. The Company currently has a contract with Euromontecarlo.com, a West Indies corporation, to utilize the Company's software. Terms include ten percent (10%) of net gaming revenue being paid to Global for use of the software. To date, Global has been unable to receive revenue due to the financial condition of the licensee, and has chosen to not book revenue until the licensee is properly capitalized. Internet Sales. Global maintains different web sites to demonstrate its games to potential licensees. As new games are developed or new features added to current games, these sites are altered to coincide. Trade Marketing. When Global has desired to put out information to the market on products, it has only needed to notify a couple of trade web sites and trade journals. These information exchange vehicles are very prompt and thorough in reporting new technology and software at virtually no cost to the Company. Trade Shows. The Company has attended trade shows to review competition, but it has elected to date to not use this method of marketing in order to maintain confidentiality and protect its development plans and abilities. Global's sales and marketing are conducted through its Minneapolis offices. The Company intends to assemble a full time staff of sales and marketing professionals and field technicians. The Company will seek to hire managers who are experienced people, who have many contacts with operators and in-depth knowledge of the Internet and gaming industries. Global has fully embraced the importance of marketing and maintaining a customer-driven organization and has aggressively recruited and trained a full marketing department to assist the Company in achieving its sales goals. Global's sales professionals will work with a portfolio of 6-9 licensees to consult on design, branding, marketing plans, strategy, implementation and evaluation. The Global marketing team will be very active in developing programs that benefit licensees including negotiation of discounted ad rates, market research, development of vertical portals and ongoing web marketing training.

COMPETITION

The Internet gaming industry, although young, is growing rapidly. There are estimated to be between 400 and 800 Internet gaming sites currently in operation on the world wide web. 1999 is expected to see in excess of $1 billion wagered on the Internet. Various market analysts predict volumes over $2 billion in two years and continued double-digit annual growth for the next ten years. There are fewer providers of software. The number of software providers is estimated by the Company to be about 20. No assurance can be given that the Company will be able to compete effectively in the gaming software market or that one ore more competitors with financial resources superior to the Company may develop products noticeably better than the Company's. There are currently several competitors for the licensing of Internet Gaming Software, including Microgaming, Atlantic International Entertainment, Ltd., Chartwell Technology, Inc., Cryptologic, Inc., Boss Media AB and Starnet Communications Corp.

MEASURES FOR  SECURITY

Global will use the most advanced technologies, such as site identification, data encryption, and secure servers to provide users with the safest environments to perform secure transactions, and data transmission, over the Internet. Any transaction made with Global's licensees online is completely secure and convenient. Data encryption hides sensitive information such as the customer's name, address, and credit card number. Even if someone manages to obtain a player's personal information from the transaction process, data encryption will not allow them to either read or use it.

END-USER/PLAYER SCREENING

The Company has developed a secure network both to preserve the absolute integrity of the millions of financial transactions executed over their network as well as to screen out potential website customers who may be residents of the jurisdictions blocked from using the systems. World Gaming is in the process of implementing additional country and address screening. By matching the credit card number with the customer's country, postal code, and address, Global is able to successfully block customers from the jurisdictions blocked from using the systems. Global also outlines on its web pages, and within the software itself, for World gaming that it does not accept wagers from U.S. or Canadian citizens, nor will it pay out funds to any address within North America. As an additional security, the Company provides players with a Personal Identification Number (PIN) which is required before any funds can be withdrawn.

RESEARCH AND PRODUCT DEVELOPMENT

Global is currently developing an interactive bingo system. Global's new game has been beta tested and is expected to be running by the end of the first quarter of 2000. The game is unique in that it will accommodate hundreds of simultaneous players. The Company chose to scrap its previous Bingo game because of technical limitations and in order to accommodate a broader, simultaneous usage allowing its clients to provide a "bigger" and more attractive game to their markets. The Company plans to develop games such as Pai Gow Poker, Sic Bo, Pan Ni, Baccarat and Chemin de Fer in the future, to appeal to the International Gaming Market.

NUMBER OF EMPLOYEES

As of November 23, 1999, the Company employs 2 full time employees and 8 independent contractors, who devote their part time efforts to the Company.

  GOVERNMENT REGULATION

  Regulatory Environment

  ---------------------

     The Company and its licensees are subject to applicable laws in the jurisdictions in which they operate. While some jurisdictions have introduced regulations to attempt to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries and Australia, have taken the position Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions. As companies and consumers involved in Internet gaming are located around the globe, including the end-users of the Company's licensees, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transmissions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition. However, legislation designated to restrict or prohibit Internet gaming may be adopted in the future in the United States or other jurisdictions. After previous similar proposals failed to pass in 1998, on March 23, 1999, Senator Jon Kyl of the United States Senate introduced a revised proposal intended to prohibit and criminalize Internet gambling. There can be no assurance whether any such bill will become law. As well, existing legislation, including United States and federal statutes, could be construed to prohibit or restrict gaming through the use of the Internet and there is a risk governmental authorities may view the Company's licensees or the Company as having violated such statutes. There is a risk that criminal and civil proceedings could be initiated in such jurisdictions against the Company's licensees or the Company and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against the Company's licensees or the Company. Such proceedings could have a material adverse effect on the Company's business, revenues, operating results and financial condition. The Company intends to minimize the effect of the potential risks of government restrictions on gaming by continuing with its policy not to offer its gaming software to licensees within the United States. In addition, as electronic commerce further develops, it may generally be the subject of government regulation. As well, current laws which pre-date or are incompatible with Internet electronic commerce may be enforced in a manner that restricts the electronic commerce market. Any such developments could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

RESEARCH AND DEVELOPMENT

     Research and Development expenses reported for the fiscal year ended March 31, 1998 was $71,000. Research and Development expenses reported for the fiscal year ended 1999 was $25,298. The Company estimates research and development costs for the upcoming fiscal year will not exceed $50,000. ITEM 2. DESCRIPTION OF PROPERTY The Company operates from its office facilities at 400 South Fourth Street, Suite 720M, Minneapolis, Minnesota, from Red Oak Management, a company in which its President, Gary Borglund, has an interest. This facility houses all of Global's operations including production, technical, marketing, and administration. The annual cost of the space at this location is $8,100. The lease is a month to month lease, as a result of a one year lease which expired in March, 1999. The Company owns the web sites, www.globalgames.com and www.americandsl.com.

ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company may be involved in litigation in the ordinary course of business. In the opinion of Management, there are no actions, suits, proceedings or governmental investigations pending, or to their knowledge, threatened against Global or any of its subsidiaries which, either singly, or in the aggregate, will have a material effect on the Company. The Company is currently the defendant in an action brought by David Stuffacher in the State of Wisconsin Circuit Court for Dane County, Case No. 98-CV-1677. In this action, the plaintiff alleges that Gary Jamieson borrowed funds from the plaintiff, and secured such borrowing with a pledge of stock of the Company. Plaintiff alleges that the Company interfered with his efforts to exercise his rights in such collateral stock. It is the Company's position that the stock that was pledged was not validly issued. The Company intends to contest the case vigorously. It is the evaluation of the Company's attorneys that there is not a substantial likelihood of an unfavorable outcome. However, there can be no assurance that there will not be an unfavorable outcome, and counsel for the Company is unable to estimate the likely range of the potential loss. The Company is the subject of a consent cease and desist order, issued by the State of Minnesota, Commissioner of Commerce, in response to formal action instituted against the Company by the State of Minnesota, which alleged that the Company, through its former offices, had sold shares of its common stock to investors in the state of Minnesota without registration as required by Minn Stat Section 80A.08, and without an applicable exemption from registration. The Consent Order, agreed to by the Company and its officers, provides that the Company shall cease and desist from offering or selling its securities in the state of Minnesota unless it complies with Minn. Statute chapter 80A (1998), with the exception that it was allowed to issue shares of stock to its existing creditors in an attempt to retire corporate debt. The consent order was issued in March, 1999. The Company is a defendant in a lawsuit in Nevada, entitled Joseph Gould v. Global Games, Clark County District Court, Case No. A 362348, which relates to a disputed merger transaction and which names former officers of the Company as co-defendants. Management is of the opinion that the action is without merit, and is vigorously defending the Company. There is no other litigation to which the Company is subject.

ITEM 4.  SUBMISSION  OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

  PART II

  -------

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  MARKET INFORMATION

     The Company's common stock is reported by the NASD Over-The-Counter Bulletin Board under the symbol "GLOW." The Company recently had an "E" added to its symbol by the National Association of Securities Dealers ("NASD,") indicating that it has been placed on the eligibility list of the NASD Bulletin Board for delisting effective December 1, 1999. There can be no assurance that the Company's securities will remain listed on the NASD OTC Bulletin Board, and they will not remain so listed unless and until the NASD finds that the Company is current in its reporting obligations. The current market price of the Company's common stock is $.11 per share. From June 30, 1997 through March 31, 1999, the highest and lowest sale prices were $.063 per share and $.4063 per share, respectively. The Company considers its Common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of December 31, 1998, there were 84 record holders of the Company's Common Stock. As of September 30, 1999, there were 70 shareholders of record of the Company's common stock. The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business. The company has not agreed to register any restricted securities for selling security holders.

     The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year: Quarter ended Average High Bid Average Low Bid

June 30, 1997 ..............................            .188              .141

September 30, 1997 .........................            .094              .078

December 31, 1997 ..........................            .078              .063

March 31, 1998 .............................            .078              .063

June 30, 1998 ..............................            .25               .219

September 30, 1998 .........................            .10               .09

December 31, 1998 ..........................            .20               .18

March 31, 1999 .............................            .4063             .1563

June 30, 1999 ..............................            .156              .141

September 30, 1999 .........................            .10              .08


PENNY STOCK STATUS

     The Company's common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

     1. Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

     2. Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

     3. Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

     4. The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

     (1) The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

     (2)  Source   of   information:   Stockmaster   Stock   Quotation   Service
          (Stockmaster.com) and Freerealtime.com, NASD Bulletin Board.

  SECURITY HOLDERS

     The approximate number of record holders of shares of the common stock of the Company outstanding as of November 23, 1999 was 79,378,291.

  DIVIDENDS

     No dividends have been declared or paid on the Company's common stock.

  ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS

The Company is engaged in the business of development and licensing of software associated with Internet gaming. It has one licensee, Euromontecarlo.com, in the British West Indies, although that licensee has limited operations because of a shortage of capital. The Company has not generated any revenue from this license, and there can be no assurance that it will generate future revenue from the license. The Company is developing certain casino software games (such as blackjack, roulette and craps), a sports book, and is completing development of an interactive Bingo game. The Company's innovative gaming software has been designed to:

     (I)  offer  customers  a  user-friendly  interface,   superior  interactive
          experience  and a wide  selection  of  gaming  options;

     (ii) provide licensees with financially attractive returns, easy site maintenance and limited administration; and

     (iii)protect   customers  and  licensees   through  its  proprietary  fully
          integrated technology.

The Company has financed its operations to date through the sale of its securities. The Company's plan of operations over the next 12 months includes the further development and marketing of its computer gaming software to licensees. This will require the raising of additional capital, and there can be no assurance that the Company will be able to raise the capital required to accomplish these goals. During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. There can be no assurance that the company will be successful in raising additional equity financing unless its securities can remain quoted on the NASD OTC Bulletin
Board, and, even if the Company is able to maintain the quotation of its securities on the NASD Bulletin Board, there still can be no assurance that the Company can raise the capital it requires to operate. If the company is not able to raise equity capital, it will not be able to satisfy its cash requirements for the next twelve months, and will only be able to satisfy its cash requirements for the next 60 days. The company will not be able to operate if it does not obtain equity financing. The Company intends to undertake a subsequent private placement of its common stock in order to raise future development and operating capital. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. Due to the recent drop in market value of the Company's common stock, which the Company attributes to being placed on the NASD's eligibility list for delisting, there can be no assurance that the Company will be successful in raising the capital it requires unless and until the Company's position with regard to the quotation of its securities has been resolved. The company anticipates that research and development costs over the next twelve months will not exceed $50,000. The company does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees. The Company has no current material commitments. The Company has just recently commenced operations, has no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

PATENTS

The Company holds no patents for its service-related software. However, the Company's software is proprietary and is protected by United States copyright law. The Company owns the web sites, www.globalgames.com and www.americandsl. com.

FORWARD LOOKING STATEMENTS

This registration statement contains forward-looking statements. The Company's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

YEAR 2000 COMPLIANCE

Currently, many computer systems, hardware and software products are coded to accept only two digit entries in the date code field and, consequently, cannot distinguish 21st century dates from 20th century dates. The interactions between various software and hardware platforms often rely upon the date coding system. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to function properly after the turn of the century. The Company, its customers, and suppliers are reliant on computers and related automated systems for daily business operations. Failure to achieve at least a minimum level of Year 2000 systems compliance by both the company and its suppliers would have a material adverse effect on the Company. With respect to Year 2000 compliance, the Company has performed an audit of all of its computer hardware, internal accounting and software applications; in short, all of its information technology and non information technology systems, and found all to be Year 2000 compliant. As of this date, the Company has been given assurances from its banking institution and transfer agent that they are working toward compliance or are in compliance. The Company has completed an audit of its suppliers to identify relevant Year 2000 issues, and has found them all to be Year 2000 compliant. The status of the company's progress is that it has completed all that it must do in order to be considered Year 2000 compliant. The Company has completed the process of identifying computer systems that could be affected by the Year 2000 issue as it relates to the Company's internal hardware and software, as well as third parties that provide the Company with goods or services. Three categories or general areas have been identified for review and analysis:

  1. Systems providing customers services. These include hardware and software systems that are used to provide services to the Company's customers in the form of Internet connectivity, e-mail servers, authentication servers, gaming servers, database servers, etc. Hardware in the form of routers and switches are also included in this area.

  2. Third party vendors providing critical services including circuits, hardware, long distance Internet connectivity and related products. These include telephone providers, suppliers of routers, modems, switches, odds feeds, etc.

  3. Critical internal systems that support the Company's administrative systems for billing and collecting, general accounting systems, computer networks, and communication systems.

The Company has completed its Year 2000 compliance review and testing. With regards to Item (1) listed above, systems providing customers services, the Company's critical existing systems are no more than two and one-half years old and none of these systems have Year 2000 problems. These systems have been inventoried and a systems test has been completed. Many of the critical systems have been migrated to new hardware and software platforms to increase reliability and capacities. All newly acquired hardware systems, operating systems, and software are required to have vendor certification for Year 2000 compliance.

With regard to Item (2) above - third party products and services - the Company's significant vendors are large public companies such as Sun Microsystems, Microsoft, Oracle, Silicon Graphics Cisco, Lucent Technologies, etc. These companies are all under SEC mandates to report their compliance in all publicly filed documents. The Company has initiated a compliance review program with these vendors during the first full quarter of 1999 and will continue to track progress of all critical vendors for compliance.

Item (3) above, critical internal systems, relates to internal systems for company administrative and communications requirements. The Company has tested the existing systems for Year 2000 compliance. It has been determined that the existing billing and billing presentment systems are Year 2000 compliant.

The costs to address the Year 2000 compliance issues have not been determined at this time. Based on growth the Company plans to implement new hardware platforms and software systems that should be Year 2000 compliant and therefore costs specifically allocated to Year 2000 compliance may not be significant, and have not been significant to date.

The nature of the Company's business makes it dependent on computer hardware, software, and operating systems that are susceptible to Year 2000 issues. Failure to attain at least minimum levels of Year 2000 compliance would have a material adverse effect on the Company's ability to deliver services.

The Company has not developed a contingency plan for dealing with Year 2000 risks at this time.

ITEM 7. FINANCIAL STATEMENTS



                                      GLOBAL GAMES CORPORATION
                                   INDEX TO FINANCIAL STATEMENTS

  Independent Auditors' Report..............................................F-2

  Balance Sheet.............................................................F-3

  Statements of Operations..................................................F-4

  Statement of Stockholders' Deficit........................................F-5

  Statements of Cash Flows..................................................F-6

  Notes to Financial Statements......................................F-7 - F-11

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Global Games Corporation
Minneapolis, Minnesota

                  We have audited the accompanying balance sheet of Global Games Corporation as of March 31, 1999 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Global Games Corporation as of March 31, 1999 and the results of its operations and cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred significant losses of $645,000 and $1,650,000 in 1999 and 1998, respectively. Additionally, the Company had working capital and total capital deficiencies in excess of $3,600,000 each at March 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                           /s/ Feldman Sherb Horowitz & Co. P.C.
                                                Certified Public Accountants

November 15, 1999
New York, New York

                            GLOBAL GAMES CORPORATION
                                  BALANCE SHEET

                                 MARCH 31, 1999

                                     ASSETS

CURRENT ASSETS - CASH ...........................................   $       889
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Notes payable ..............................................   $ 2,416,435
     Accounts payable ...........................................       746,087
     Accrued expenses ...........................................       339,827
     Note payable - officer .....................................       124,399
                                                                     -----------
TOTAL CURRENT LIABILITIES .......................................     3,626,748
                                                                     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Common stock, $.01 par value, 100,000,000 shares
       authorized; 65,064,063 shares issued and outstanding .....       650,640
     Additional paid-in capital .................................     5,224,084
     Accumulated deficit ........................................    (9,452,531)
     Subscriptions receivable (4,800,000 shares) ................       (48,052)
                                                                     -----------
TOTAL STOCKHOLDERS' DEFICIT .....................................    (3,625,859)
                                                                     -----------
                                                                    $        889
                                                                     ===========

                       See notes to financial statements.
                                       F-3

                            GLOBAL GAMES CORPORATION

                            STATEMENTS OF OPERATIONS


                                                  Year Ended March 31,
                                             ----------------------------
                                                  1999            1998
                                             ----------------------------
REVENUES .................................   $       --      $       --
                                             ------------    ------------


COSTS AND EXPENSES:
   General and administrative ............        291,017       1,102,430
   Interest ..............................        282,645         322,147
   Software development costs ............         71,000          25,298
   Loss on acquisition ...................           --           200,000
                                             ------------    ------------


               TOTAL COSTS AND EXPENSES ..       (644,662)     (1,649,875)
                                             ------------    ------------

NET LOSS .................................   $   (644,662)   $ (1,649,875)
                                             ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE ..   $      (0.01)   $      (0.03)
                                             ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     61,061,500      49,663,300
                                             ============    ============

                       See notes to financial statements.

                            GLOBAL GAMES CORPORATION

                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                         Common Stock         Additional                                     Tota
                                  -------------------------     Paid-in      Accumulated  Subscriptions   Stockholders'
                                    Shares        Amount        Capital        Deficit      Receivable       Deficit
                                  -----------   -----------   -----------    -----------    -----------    -----------
Balance, March 31, 1997 .......    37,308,813   $   373,088   $ 4,954,084   $(7,157,994)   $      --      $(1,830,822)

Issuance of shares:

     Acquisition ..............    20,000,000       200,000          --            --             --          200,000

     Services .................     2,700,000        27,000       270,000          --             --          297,000

     Exercise of warrants .....       250,000         2,500          --            --             --            2,500

Net loss ......................          --            --            --      (1,649,875)          --       (1,649,875)
                                  -----------   -----------   -----------    -----------    -----------    -----------
Balance, March 31, 1998 .......    60,258,813       602,588     5,224,084    (8,807,869)          --       (2,981,197)

Shares issued for subscriptions     4,805,250        48,052          --            --          (48,052)          --

Net loss ......................          --            --            --        (644,662)          --         (644,662)
                                  -----------   -----------   -----------    -----------    -----------    -----------
Balance, March 31, 1999 .......    65,064,063   $   650,640   $ 5,224,084   $(9,452,531)   $   (48,052)   $(3,625,859)
                                  ===========   ===========   ===========    ===========    ===========    ===========



                       See notes to financial statements.

                            GLOBAL GAMES CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                     For the Years Ended March 31,
                                                                        -----------    -----------
                                                                           1999           1998
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ......................................................   $  (644,662)   $(1,649,875)
                                                                        -----------    -----------
     Adjustments to reconcile net loss to net cash
         used in operations:
        Common stock issued for services ...........................          --          297,000
        Loss on acquisition ........................................          --          200,000

     Changes in assets and liabilities:
         Decrease in notes receivable ..............................          --          230,137
         Decrease in other assets ..................................          --           30,392
         Increase in accounts payable ..............................       115,794        100,704
         Increase in accrued expenses ..............................       282,653         22,603
                                                                        -----------    -----------
Total adjustments ..................................................       398,447        880,836
                                                                        -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES ..............................      (246,215)      (769,039)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable .....................................       122,112        769,632
     Increase in notes payable - officer ...........................       124,399           --
                                                                        -----------    -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ....................       246,511        769,632
                                                                        -----------    -----------
NET INCREASE IN CASH ...............................................           296            593

CASH - beginning of year ...........................................           593           --
                                                                        -----------    -----------
CASH - end of year .................................................   $       889    $       593
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

         Cash payments made:

Income taxes .......................................................   $         --   $        --
                                                                        ===========    ===========
Interest ...........................................................   $         --   $        --
                                                                        ===========    ===========
Noncash financing activities

     Common stock issued for:
       Subscriptions ...............................................   $    48,052    $        --
                                                                        ===========    ===========
       Services ....................................................   $         --   $    297,000
                                                                        ===========    ===========

                       See notes to financial statements.

                            GLOBAL GAMES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1999 AND 1998

1.       THE COMPANY

                  Global Games Corporation (the "Company"), formerly known as East Consult Corp., a Nevada corporation, merged with Consolidated Spectrum Acquisition Corp. for the purpose of engaging in the middle market of the gaming entertainment industry. The Company is currently redirecting its efforts towards the development of software for the gaming industry and its commercialization over the Internet.

2.       GOING CONCERN

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses of $645,000 and $1,650,000 in 1999 and 1998, respectively. Additionally, the Company had working capital and total capital deficiencies of $3,600,000 each at March 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and debentures and ultimately developing a viable business. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.       SIGNIFICANT ACCOUNTING POLICIES

         A. USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements.

                  Actual results could differ from these estimates.

         B. NET INCOME (LOSS) PER SHARE - Basic earnings (loss) per share was computed using the weighted average number of shares of outstanding common stock. Diluted per share amounts when applicable also include the effect of dilutive common stock equivalents from the assumed exercise of warrants.

         C. SOFTWARE DEVELOPMENT COSTS - Software development costs are charged to operations when incurred.

         D. INCOME TAXES - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

         E. FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of the assets and liabilities reported in the balance sheet approximate their fair market value based on the short-term maturity of these instruments.

         F. STOCK BASED COMPENSATION - The Company accounts for stock transactions in accordance with APB No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123.

4.       ACCRUED EXPENSES

                  At  March  31,  1999,   accrued  expenses   consisted  of  the
following:

Interest                                                               $282,645
Payroll taxes                                                            48,882
CONSULTING FEES                                                           8,300
                                                                       ---------
                                                                       $339,827

5.       NOTE PAYABLE - OFFICER

                  The note is payable to Gary Borglund, President of the Company for various loans and advances made to the Company during the year. Such amount is unsecured, due on demand and payable with interest at ten percent per annum.

6.       NOTES PAYABLE

                  The notes are payable on demand to unsecured lenders, with interest, at twelve percent per annum.

                  As of November 15, 1999, substantially all the note holders had agreed to accept common stock and warrants in payment of a balance owed at March 31, 1999 of $2,493,000 of outstanding principal and interest. The Company has placed 14,314,228 common shares and 3,391,057 warrants in escrow pending completion of the conversion of debt.

                  The warrant holders are entitled to purchase shares at $0.25 per share for a period of three years commencing with the closing of the transaction. The completion of the transaction is subject to the approval of the Securities Division of the Minnesota Attorney General's office.

7.       COMMON STOCK WARRANTS

                  At March 31, 1999, the Company had reserved 350,000 common shares for issuance upon exercise of a like number of outstanding common stock warrants. The warrants are exercisable at $0.01 per share through January, 2000.

8.       INCOME TAXES

                  The following is a reconciliation of income taxes and amounts computed using the U.S. Federal statutory rate and the effective tax rate for the years ended March 31, 1999 and 1998:

                                                                       1999                          1998
                                                                 ----------------               ---------
CONSOLIDATED PRE-TAX LOSS                                              $(645,000)                $(1,650,000)
                                                                        =========                 ==========
Tax benefit at Federal statutory rate                                   (226,000)                  $(578,000)
Effect of permanent differences                                             2,000                       2,000
TAX BENEFIT NOT RECOGNIZED                                                224,000                     576,000
                                                                      -----------                  ----------
TAXES PER FINANCIAL STATEMENTS                                   $      -                    $      -
                                                                  ===============              ==============

                  The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this standard, the Company records as an asset its net operating loss carryforward ("NOL") based upon current tax returns, and establishes a valuation allowance to the extent of any NOL which will not be utilized in the foreseeable future. At this time, the Company can not reliably predict future profitability. Accordingly, the deferred tax asset has been reduced in its entirety by the valuation allowance. As of March 31, 1999, the Company had net operating loss carry forwards of approximately $9,000,000 expiring variously through 2014.

                  A significant portion of these carry forwards may be subject to limitations on annual utilization due to "equity structure shifts" or owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code), which resulted in more than a 50% change in ownership.

9.       RELATED PARTY TRANSACTIONS

                  The Company is provided with office and administrative facilities under an informal arrangement with a shareholder. Amounts charged to operations for such services in 1999 and 1998 were $7,500 and $12,700, respectively. At March 31, 1999, the Company owed $89,749 to the shareholder.

10.      LOSS ON ACQUISITION

                  In October 1997, the Company agreed to acquire all the issued and outstanding shares of Wolf Key Ltd. ("Wolf") a Canadian corporation and concurrently issued 20 million common shares to the Wolf shareholders to complete the transaction. The Company subsequently brought suit against the sellers claiming breach of contract, among other things, and thereby attempted to effect rescission of the acquisition and the return of all the issued shares. The Company's efforts at rescission and restitution of the shares were ultimately unsuccessful and accordingly a loss of $200,000 resulted which is reflected in the financial statements for the year ended March 31, 1998.

11.      PRO FORMA BALANCE SHEET (UNAUDITED)

                  The following unaudited, condensed pro forma balance sheet assumes that the prospective conversion of debt to equity (see Note 6) occurred as of March 31, 1999. Notes payable of $2,493,000 were converted to 14,314,228 shares of the Company's common stock.

                                                 BALANCE SHEET MARCH 31, 1999
                                               HISTORICAL              PRO FORMA

CURRENT ASSETS                                  $      889           $      889
                                                 =========            =========
CURRENT LIABILITIES                            $ 3,626,748           $1,133,748
                                                ----------            ---------
Common Stock                                       650,640              793,782
Additional Paid-In Capital                       5,176,032            7,525,890
DEFICIT                                         (9,452,531)          (9,452,531)
                                                ----------           ----------
TOTAL STOCKHOLDERS' DEFICIT                     (3,625,859)          (1,132,859)
                                                ----------           ----------
                                          $           889     $            889
                                            ==============      ===============

12.      CONTINGENCIES

         The  Company  is a  defendant  in an action  brought  in the  Wisconsin
         Circuit Court. The plaintiff alleges that a former officer borrowed funds and secured such borrowings with the Company's stock and that the Company illegally interfered with efforts to acquire such stock. Legal counsel considers it unlikely that a loss will be incurred and, accordingly, no provision for liability has been made in the financial statements.

         The Company is a defendant in a lawsuit brought in Nevada. This suit relates to a disputed merger transaction and names former officers of the Company as co-defendants. Management is of the opinion that the action is without merit and, accordingly, no provision for potential loss, if any, has been made in the financial statements.

         In 1996, the Company's former officers sold unregistered securities to Minnesota residents without approval from Minnesota's office of securities regulation. Such action resulted in the state's issuance of a "cease and desist" order in February 1999 causing the Company to be effectively prohibited from selling shares to Minnesota residents. The Company is permitted, subject to state approval, to issue shares to creditors in exchange for the extinguishment of agreed upon liabilities (See notes 6 and 11).

Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or disagreements with accountants on accounting and financial disclosure for the two most recent fiscal years.

  PART III.

  ---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors are elected by the shareholders to terms of one year. Officers serve at the pleasure of the Board of Directors, and serve one year terms unless removed by the Board prior to their terms.

The Executive Officers of the Company and its subsidiaries, and their ages, are as follows:

   Name                     Age                          Position

   ----------               ---                          --------
   Gary L. Borglund         52                           President,Director, CEO

   Barry W. Phillips        60                           Treasurer, Director

   Dennis P. McCarter       55                           Secretary, Director



     Gary L. Borglund. Mr. Borglund is President, Director and Chief Executive Officer of the Company, and has served as such since August 21, 1997. He also serves as a Director of Red Oak Management Company, from which the Company leases its offices, and which is in the business of assisting companies needing management redirection and help with financial problems. He is also a Director of Nortech Forest Technologies, Inc., and has served in that capacity since April, 1997. From 1990 through 1996, Mr. Borglund was Executive Vice President of Northern Financial Partners, a direct mail contractor. From 1985 through 1990, he was Vice President of Sales for Greenhaven Marketing Corp., a direct mail/insurance company. Prior to that time, Mr. Borglund was a self employed management consultant. Mr. Borglund attended the University of Minnesota, where he majored in Business. Barry W. Phillips. Mr. Phillips is a current Treasurer and Director of the Company, ans has acted in that capacity since April, 1997. For the past 10 years, Mr. Phillips has been the president and owner of B.W. Phillips and Associates, Inc., specializing in assisting companies with strategic and corporate business plans and assisting with arranging funding from banks, term lenders and venture capital sources. He has over 21 years' experience with CBC, a major Canadian bank, and has spent over 10 years in its international division with experience in corporate lending, export financing, foreign exchange and money markets.

     Dennis P. McCarter. Mr. McCarter is the Secretary and Director of the Company, and has acted in that capacity since July, 1998. He is currently the president of The Newport Group, a corporate finance consulting firm, and has served in such capacity since 1986.. Mr. McCarter was previously the President of Incap Corporation, a commercial real estate syndication company with four offices and fifty employees, from 1984 through 1987. He was previously employed by Arthur Young & Company from 1968 through 1973, where he managed various consulting and management projects. Mr. McCarter received a BA degree from the University of Oregon, 1965, and an MBA from the University of Washington, 1968, and has done post graduate work in accounting and finance at Northwestern University.

FAMILY RELATIONSHIPS.

There are no family relationships among directors, executive officers or other persons nominated or chosen by the Company to become officers or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended March 31, 1999, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

The Company has made no provisions for cash compensation to its officers and directors. The only non-cash compensation paid to officers and directors is reflected in the following table of shares and warrants granted to executive officers. No salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any executive officers during the last fiscal year. There were exercises of warrants by executive officers in the last fiscal year, enumerated below.

  -------------------------------------------------------------------------
                Annual Compensation    Awards                Payout
  -------------------------------------------------------------------------
                                                             Underlying
                                      Securities            Shares issued
  Name and                             Options/              In lieu of
  Principal       Year       Salary    Stock SARs           compensation
  Position                    ($)         ($)

  Gary Borglund   1998         $0          -0-
  (CEO)

  Gary Borglund   1997         $0       650,000(1)             500,000
  (CEO)

  Dennis McCarter 1997         $0       700,000(2)
  (Sec)

  ---------------

     (1) These shares represent securities underlying warrants which have been issued in lieu of compensation. The warrant for 250,000 of the 650,000 shares has been canceled by the Company.

     (2) These warrants were issued to The Newport Group, a company in Dennis McCarter has an interest. The warrants were assigned to non-affiliated trusts, in which Mr. McCarter has no beneificial interest or fiduciary relationship. The warrants were subsequently exercised.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                              Number of
                                              Securities
                                              Underlying      Value of
                                              Unexercised     In-the-Money
                                              Options/SARs    Options/SARs
                    Shares                    At Fy-End(#)    at FY-End($)
                  Acquired on     Value       Exercisable/   Exercisable/
       Name       Exercise (#)  Realized($)   Unexercisable  Unexercisable

       ----       ------------  -----------   -------------  -------------

  Dennis McCarter 700,000(1)    112,000(2)    700,000/0        -0-/-0-

  ----------------

     (1) These warrants were issued to The Newport Group, a company in Dennis McCarter has an interest. The warrants were assigned to non-affiliated trusts, in which Mr. McCarter has no beneificial interest or fiduciary relationship. The warrants were subsequently exercised. Based on 200,000 shares exercised by June 13, 1997, and 500,000 shares exercised on June 25, 1997.

     (2) Based on the average of high and low stock prices in the quarter ended June 30, 1997.

LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

The Company has no long-term incentive plans or awards to report for last fiscal year other than that which has already been reported.

COMPENSATION OF DIRECTORS

The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

There are no written contracts or agreements. Employee compensation is set by the members of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the date of this disclosure(1), by (I) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

  Name and Address               Number of Shares          Percentage Owned

  ----------------                ----------------          ----------------
  Gary Borglund                      500,000                     .006%
  P.O. Box 15103
  Minneapolis, MN 55415

  Dennis McCarter                    -0-                         0%
  3857 Birch Street, Suite 126
  Newport Beach, CA 92660

  Barry Phillips                     150,000                     .002%
  1661 Portage Avenue
  Winnipeg, Manitoba
  Canada R3J 3T7

  B.V. Edli                          5,000,000                   6.29%
  Hoogwerflaan 12
  2594 BJ Den Haag
  The Nethrelands

  Officers and Directors             650,000                     .008%
  as a Group

     (1) Table is based on current outstanding shares of 79,378,291, as opposed to the total shares reported on the March 31, 1999 audited financial statements.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company rents its offices from Red Oak Management, a company in which its President, Gary Borglund, has in interest, on a month to month basis on an arms length basis for an insignificant amount of monthly rental. On June 10, 1997, as modified June 16, 1997, the Company issued a warrant to The Newport Group to purchase 200,000 shares of restricted common stock at $.10 per share, in reliance upon an exemption from registration contained within Section 4(2)of the Securities Act of 1933, as amended, which warrant was exercised on June 13, 1997. The warrant was issued in consideration for past services rendered. On June 23, 1997, as modified June 25, 1997, the Company issued a warrant to The Newport Group to purchase 500,000 shares of restricted common stock at $.10 per share, in reliance upon an exemption from registration contained within Section 4(2)of the Securities Act of 1933, as amended, which warrant was exercised on June 13, 1997. The warrant was issued in consideration for past services rendered. On June 16, 1997, the Company issued 500,000 shares to Gary Borglund in lieu of compensation, in reliance upon an exemption from registration contained within Section 4(2)of the Securities Act of 1933, as amended. On June 16, 1997, the Company issued 1,700,000 shares of restricted common stock to Transworld Online Corp. for marketing and software licensing services, in reliance upon an exemption from registration contained within Section 4(2)of the Securities Act of 1933, as amended. On June 16, 1997, the Company issued 500,000 to an independent contractor for compensation, in reliance upon an exemption from registration contained within Section 4(2)of the Securities Act of 1933, as amended. On August 1, 1997, the Company issued warrants to purchase 150,000 shares of restricted common stock to Red Oak Management, in lieu of management fees owed, in reliance upon an exemption from registration contained within
Section 4(2)of the Securities Act of 1933, as amended. The warrant has expired without exercise. On August 7, 1997, the Company issued warrants to purchase 500,000 shares of restricted common stock in lieu of compensation, in reliance upon an exemption from registration contained within Section 4(2)of the Securities Act of 1933, as amended. The warrants have expired without exercise. On August 15, 1997, the Company issued warrants to purchase 1,300,000 shares to four individuals connected with Red Oak Management in lieu of compensation for services rendered. The warrants have expired without exercise. On October 10, 1997, the Company issued 20,000,000 shares to Tofflerone Corporation in reliance upon the exemption contained in Regulation D, Rule 504, and 40,000,000 shares of restricted common stock to Tofflerone Corporation, in reliance upon the exemption from registration contained within Section 4(2) of the Securities Act of 1933, as amended, in consideration for the Company's agreement to acquire all of the issued and outstanding shares of Wolf Key, Ltd. ("Wolf"), a Canadian corporation. The Company has since brought suit against the sellers in the transaction, claiming breach of contract, among other things, and has attempted to effect rescission of the acquisition and a return of the shares. The Company's efforts to regain the shares whave been unsuccessful so far, but are continuing. On January 29, 1998, the Company issued 150,000 shares of restricted common stock to Gary Borglund, the President of the Company, and 150,000 shares to Wallace C. Wilsey, of Red Oak Management, in lieu of compensation for management services, in reliance upon an exemption from registration contained within Section 4(2)of the Securities Act of 1933, as amended. The warrants expire January 29, 2000. On February 15, 1998, the Company issued a warrant to purchase 500,000 shares of restricted common stock at $.25 per share, to Gary Borglund in lieu of compensation, in reliance upon an exemption from registration contained within Section 4(2)of the Securities Act of 1933, as amended. The warrant expires on February 15, 2000. On June 24, 1999, the warrant was canceled as to 250,000, leaving a warrant outstanding to purchase 250,000 shares of restricted common stock at an exercise price of $.25 per share. On August 24, 1999, the Company issued 14,314,228 restricted common shares, and 3,391,057 warrants to purchase restricted common shares, as part of a Unit, to Company creditors, in exchange for the retirement of an aggregate $2,493,000 in debt owed to the creditors by the Company, in reliance upon an exemption from registration contained within Section 4(2)of the Securities Act of 1933, as amended. The warrants entitle each creditor to purchase restricted common stock at $.25 per share up to the year 2002, or until one year after their common stock already issued as part of the Unit become eligible for sale under Rule
144. On November 23, 1999, the Company issued 100,000 shares of its restricted common stock to its securities counsel, in exchange for services rendered in assisting the Company in drafting its Form 10K-SB, in reliance upon an exemption from registration contained within Section 4(2)of the Securities Act of 1933, as amended.

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

  (a) Financial Statements (included in Part II of this Report):

   Report of Independent Certified Public Accountant
   Financial Statements
   Balance Sheets
   Statement of Loss And Accumulated Deficit
   Statements of Cash Flows
   Statements of Stockholder's Equity
   Notes to Consolidated Financial Statements

   (b) Reports on Form 8-K: Not Applicable
   (c) Exhibits
   Exhibit No.               Description

   -----------               -----------
    3(a)           Articles of Incorporation Amber Venture Corp.
    3(a)1          Amendment to Articles of Incorporation Amber Venture Corp.
    3(a)2          Amendment to Articles of Incorporation Amber Venture Corp.
    3(a)3                                                      Amendent to

Articles of Incorporation Air Entertainment Corp.

3(a)4 Certificate of Merger of Consolidated Spectrum Acquisition Corp. and East Consult Corp.

3(b)      By-laws Amber Venture Corp.

4(a)      Specimen certificate of common stock

4(a)1     Specimen Certificate of Warrant

10        Other Documents
          (a)Global Games Corporation End User License Agreement
          (b) Memorandum of Agreement between Global Games and Tofflerone Corp.
          (c) Acquisition Agreement of American DSL

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

  Global Games Corporation

   /s/ O. Gary L. Borglund

   By______________________________________________
   GARY L. BORGLUND, President, CEO and Director

   Date: November 26, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ O. Gary L. Borglund

   ---------------------------------------------
  GARY L. BORGLUND, President/ CEO/Director
   Date: November 26, 1999

   /S/ Barry Phillips

   ---------------------------------------
  BARRY PHILLIPS, Chief Financial Officer/Director
   Date: November 26, 1999

   /s/ Dennis McCarter

   -------------------------------------------
  DENNIS MC CARTER, Secretary/Director
  Date: November 26, 1999