Form 10QSB
period 1999-06-30
GLOBAL GAMES CORP
filed 1999-12-15
CIK 843520

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from:______________ to _________________

                          Commission File No. 33-25817

                            GLOBAL GAMES CORPORATION

          (Exact Name of Small Business Issuer as Specified in Charter)

                   NEVADA                        13-3500-677
       (State or Other Jurisdiction of        (I.R.S. Employer
       Incorporation or Organization)        Identification Number)

                        400 SOUTH FOURTH STREET SUITE 720

                     MINNEAPOLIS, MINNESOTA 55415___________
          (Address of Principal Executive Offices, Including Zip Code)

                                 (612) 672-0834

              (Registrant's Telephone Number, Including Area Code)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports; and (2) has been subject to such filing requirements for the past
90 days.            YES            No

As of Novermber 23, 1999, the registrant had 79,378,291 shares of $.01 par value Common Stock outstanding.

                            GLOBAL GAMES CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

  Balance Sheet.............................................................F-2

  Statements of Operations..................................................F-3

  Statement of Stockholders' Deficit........................................F-4

  Statements of Cash Flows..................................................F-5

  Notes to Financial Statements.......................................F-6 - F-7

                                  BALANCE SHEET

                                  JUNE 30, 1999
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS - CASH ...........................................   $       889
                                                                     ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Notes payable ..............................................   $ 2,416,435
     Accounts payable ...........................................       746,087
     Accrued expenses ...........................................       417,568
     Note payable - officer .....................................       141,639
                                                                     -----------
 TOTAL CURRENT LIABILITIES ......................................     3,721,729
                                                                     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Common stock, $.01 par value, 100,000,000 shares
       authorized; 65,064,063 shares issued and outstanding .....       650,640
     Additional paid-in capital .................................     5,224,084
     Accumulated deficit ........................................    (9,547,512)
     Subscriptions receivable (4,800,000 shares) ................       (48,052)
                                                                     -----------
 TOTAL STOCKHOLDERS' DEFICIT ....................................    (3,720,840)
                                                                     -----------
                                                                    $       889
                                                                     ===========




                       See notes to financial statements.

                            GLOBAL GAMES CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended June 30,
                                                  -----------------------------
                                                      1999              1998
                                                  -----------------------------
REVENUES .....................................    $       --       $       --
                                                  ------------     ------------
COSTS AND EXPENSES:
   General and administrative ................          21,981           40,508
   Interest ..................................          73,000           73,000
   Software development costs ................            --             12,000
                                                  ------------     ------------
TOTAL COSTS AND EXPENSES .....................         (94,981)        (125,508)
                                                  ------------     ------------
NET LOSS .....................................    $    (94,981)    $   (125,508)
                                                  ============     ============
BASIC AND DILUTED LOSS PER COMMON SHARE ......    $      (0.00)    $      (0.00)
                                                  ============     ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ...      65,064,063       60,258,813
                                                  ============     ============







                       See notes to financial statements.

                            GLOBAL GAMES CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended June 30,
                                                                 ----------------------------
                                                                     1999           1998
                                                                 ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ............................................       $ (94,981)   $      (125,508)
     Adjustments to reconcile net loss to net cash
         used in operations:
         Increase in accounts payable and accrued expenses          77,741             96,857
                                                                 ---------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes and loans payable - officer .......          17,240             28,947
                                                                 ---------    ---------------
NET INCREASE IN CASH .....................................            --                  296

CASH - beginning of period ...............................             889                593
                                                                 ---------    ---------------
CASH - end of period .....................................       $     889    $           889
                                                                 =========    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

         Cash payments made:

 Income taxes ............................................   $         - $               --
                                                                 =========    ===============
Interest .................................................   $         - $               --
                                                                 =========    ===============

                                                                 =========    ===============




                       See notes to financial statements.

                            GLOBAL GAMES CORPORATION

                       STATEMENT OF STOCKHOLDERS' DEFICIT



                                        Common Stock           Additional                                    Total
                                  -------------------------     Paid-in      Accumulated  Subscriptions   Stockholders'
                                    Shares       Amount         Capital        Deficit      Receivable       Deficit
                                  -----------   -----------   -----------    -----------    -----------    -----------
Balance, March 31, 1997 .......    37,308,813   $   373,088   $ 4,954,084   $(7,157,994)   $         -   $ (1,830,822)

Issuance of shares:

     Acquisition ..............    20,000,000       200,000          --            --             --          200,000

     Services .................     2,700,000        27,000       270,000          --             --          297,000

     Exercise of warrants .....       250,000         2,500          --            --             --            2,500

Net loss ......................          --            --            --        (125,508)          --         (125,508)
                                  -----------   -----------   -----------    -----------    -----------    -----------
Balance, March 31, 1998 .......    60,258,813       602,588     5,224,084    (7,283,502)          --       (1,456,830)

Shares issued for subscriptions     4,805,250        48,052          --            --          (48,052)          --

Net loss ......................          --            --            --         (94,981)          --          (94,981)
                                  -----------   -----------   -----------    -----------    -----------    -----------
Balance, March 31, 1999 .......    65,064,063   $   650,640   $ 5,224,084   $(7,378,483)   $   (48,052)   $(1,551,811)
                                  ===========   ===========   ===========    ===========    ===========    ===========


                       See notes to financial statements.
                                       F-5

                            GLOBAL GAMES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

                  The accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair representation of the financial position and the results of operations for the interim periods presented.

         The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

         The financial statements have been prepared on the basis that the Company will continue as a going concern. The ongoing losses and working capital deficiency raise substantial doubt about the Company's ability to raise additional equity capital or debt financing, neither of which can be assured. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         These statements have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10K-SB for the year ended March 31, 1999.

2.       NOTES PAYABLE

                  The notes are payable on demand to unsecured lenders, with interest, at twelve percent per annum.

                  As of November 15, 1999, substantially all the note holders had agreed to accept common stock and warrants in payment of a balance owed at March 31, 1999 of $2,493,000 of outstanding principal and interest. The Company has placed 14,314,228 common shares and 3,578,557 warrants in escrow pending completion of the conversion of debt.

                  The warrant holders are entitled to purchase shares at $0.25 per share for a period of three years commencing with the closing of the transaction. The completion of the transaction is subject to the approval of the Securities Division of the Minnesota Attorney General's office.

                  The following condensed pro forma balance sheet assumes that the prospective conversion of debt to equity occurred as of March 31, 1999. Notes payable of $2,493,000 were converted to 14,314,228 shares of the Company's common stock.

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

3.       CONTINGENCIES

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

                      In 1996, the Company's former officers sold unregistered securities to Minnesota residents without approval from Minnesota's office of securities regulation. Such action resulted in the state's issuance of a "cease and desist" order in February 1999 causing the Company to be effectively prohibited from selling shares to Minnesota residents. The Company is permitted, subject to state approval, to issue shares to creditors in exchange for the extinguishment of agreed upon liabilities.

ITEM 2.

                        MANAGEMENT DISCUSSION & ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RRESULTS OF OPERATIONS

         Global has been in a restructuring mode in the last two years and will continue to develop additional relationships and expand its licensees and software development.

         The Company has generated no revenues during this time, has not commenced operation and therefore no comparative figures are presented herein.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1999, the Company had current assets of $889, current liabilities of $3,721,729, and a working capital deficit of 3,720,840.

The Company intends to restructure its existing debt and raise additional capital through future issuances of stock and debentures and ultimately to develop a viable business.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

  THE CONSENT ORDER WAS ISSUED IN MARCH, 1999.

  THE COMPANY IS A DEFENDANT IN A LAWSUIT IN NEVADA, ENTITLED JOSEPH GOULD V. GLOBAL GAMES, CLARK COUNTY DISTRICT COURT CASE NO. A 362348, WHICH RELATES TO A DISPUTED MERGER TRANSACTION AND WHICH NAMES FORMER OFFICERS OF THE COMPANY AS CO-DEFENDANTS. MANAGEMENT IS OF THE OPINION THAT THE ACTION IS WITHOUT MERIT, AND IS VIGOROUSLY DEFENDING THE COMPANY.

ITEM 5. OTHER INFORMATION.

NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A)       EXHIBITS.

  No exhibits are submitted

B)       FORM 8-K

 No reports on Form 8-K are submitted.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GLOBAL GAMES CORPORATION
                                           (the "Registrant" or "Company")
                                               BY:\S\ GARY L. BORGLUND
                                                      GARY L. BORGLUND
                                                      President/CEO
DATED:12/01/1999