Form 10QSB
period 1999-10-30
GLOBAL GAMES CORP
filed 1999-12-15
CIK 843520

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from:______________ to _________________

                          Commission File No. 33-25817

                            GLOBAL GAMES CORPORATION

          (Exact Name of Small Business Issuer as Specified in Charter)

               NEVADA                                13-3500-677_
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                   Identification number)

                        400 SOUTH FOURTH STREET SUITE 720

                     MINNEAPOLIS, MINNESOTA 55415___________
          (Address of Principal Executive Offices, Including Zip Code)

                                 (612) 672-0834

              (Registrant's Telephone Number, Including Area Code)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports; and (2) has been subject to such filing repuirements for the past
90 days.            YES             No

As of Novermber 23, 1999, the registrant had 79,378,291 shares of $.01 par value Common Stock outstanding.

                            GLOBAL GAMES CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

  Independent Auditors' Report...............................................F-2

  Balance Sheet..............................................................F-3

  Statements of Operations...................................................F-4

  Statement of Stockholders' Deficit.........................................F-5

  Statements of Cash Flows...................................................F-6

  Notes to Financial Statements.......................................F-7 - F-11

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

                                          /s/ Feldman Sherb Horowitz & Co. P.C.
                                              Certified Public Accountants

November 15, 1999
New York, New York

                            GLOBAL GAMES CORPORATION
                                  BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (Unaudited)


                                     ASSETS



CURRENT ASSETS - CASH ........................................ $            889
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Notes payable ...........................................      $ 2,416,435
     Accounts payable ........................................          758,557
     Accrued expenses ........................................          491,568
     Note payable - officer ..................................          162,639
                                                                     -----------
 TOTAL CURRENT LIABILITIES ...................................        3,829,199
                                                                     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Common stock, $.01 par value, 100,000,000 shares
       authorized; 65,064,063 shares issued and outstanding ..          650,640
     Additional paid-in capital ..............................        5,224,084
     Accumulated deficit .....................................       (9,654,982)
     Subscriptions receivable (4,800,000 shares) .............          (48,052)
                                                                     -----------
 TOTAL STOCKHOLDERS' DEFICIT .................................       (3,828,310)
                                                                     -----------
                                                                $           889
                                                                     ===========




                       See notes to financial statements.

                            GLOBAL GAMES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended               Six Months Ended
                                             ------------------------------------------------------------
                                                      September 30,                  September 30,
                                             ----------------------------    ----------------------------
                                                  1999           1998             1999           1998
                                             ------------    ------------    ------------    ------------
REVENUES .................................   $       --      $       --      $       --              --
                                             ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
   General and administrative ............         26,670          62,840          48,651         103,348
   Interest ..............................         74,000          78,160         147,000         151,160
   Software development costs ............          6,800          22,100           6,800          34,100
                                             ------------    ------------    ------------    ------------
               TOTAL COSTS AND EXPENSES ..       (107,470)       (163,100)       (202,451)       (288,608)
                                             ------------    ------------    ------------    ------------
NET LOSS .................................   $   (107,470)   $   (163,100)   $   (202,451)   $   (288,608)
                                             ============    ============    ============    ============
BASIC AND DILUTED LOSS PER COMMON SHARE ..   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                             ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     65,064,063      60,258,813      65,064,063      60,258,813
                                             ============    ============    ============    ============




                       See notes to financial statements.

                            GLOBAL GAMES CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months Ended September 30,
                                                                 ----------------------------
                                                                    1999                1998
                                                                 ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ............................................       $(202,451)   $      (288,608)
     Adjustments to reconcile net loss to net cash
         used in operations:
         Increase in accounts payable and accrued expenses         164,211            259,957
                                                                 ---------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes and loans payable - officer .......          38,240             28,947
                                                                 ---------    ---------------
NET INCREASE IN CASH .....................................            --                  296

CASH - beginning of period ...............................             889                593
                                                                 ---------    ---------------
CASH - end of period .....................................       $     889    $           889
                                                                 =========    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

         Cash payments made:

Income taxes .............................................       $     --     $         --
                                                                 =========    ===============
Interest .................................................       $     --     $         --
                                                                 =========    ===============

                                                                 =========    ===============

                       See notes to financial statements.
                                       F-4

                            GLOBAL GAMES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

Item 2.

                       MANAGEMENT DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

         Global has been in a restructuring mode in the last two years and will continue to develop additional relationships and expand its licensees and software development.

         The Company has generated no revenue during this time therefore no comparative figures are presented herein.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1999, the Company had current assets of $889, current liabilities of $3,829,199, and working capital deficit of $3,828,310.

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

NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A)       EXHIBITS.

      No exhibits are submitted.

B)       FORM 8-K

      No reports on form 8-K are submitted.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GLOBAL GAMES CORPORATION
                                                (the "Registrant" or "Company")
DATED:12/01/1999                                  /S/    GARY L. BORGLUND
                                                         President/CEO